Form 10-K405
period 2001-12-31
GREENPOINT HELOC 2001-1
filed 2002-04-01
CIK 1142697

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended: December 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
    1934

For the transition period from _________ to ________.

Commission File Number:  333-95349 and 333-57190

 GreenPoint Mortgage Securities Inc. (as Sponsor of the GreenPoint Home Equity
  Loan Trust, Series 2001-1, Class A-1 and Class A-2 Variable Rate Asset-Backed
                                     Notes)

                      GREENPOINT MORTGAGE SECURITIES INC.
             (Exact Name of registrant as specified in its charter)

               Delaware                                 68-0397342
     (State or other jurisdiction          (I.R.S. employer identification no.)
   of incorporation or organization)

   700 Larkspur Landing Circle, Suite 240              94939
              Larkspur, CA                           (Zip code)
   (Address of principal executive offices)

                                   (415) 461-6790
               (Registrant's telephone number, including area code)

  Securities registered pursuant        Securities registered pursuant to
   to Section 12(b) of the Act:          Section 12(g) of the Act:

             None                                      None
         (Title of class)                          (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

                                 Not Applicable

                      Documents incorporated by reference:

                                 Not Applicable

                 GREENPOINT MORTGAGE SECURIITIES INC.
                 VARIABLE RATE ASSET-BACKED NOTES, SERIES 2001-1

                                      INDEX

                                                                     Page
                                                                     ----
PART I     ................................................................. 3
           ITEM 1  -  BUSINESS ............................................. 3
           ITEM 2  -  PROPERTIES ........................................... 3
           ITEM 3  -  LEGAL PROCEEDINGS .................................... 3
           ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS ..................................... 3

PART II    ................................................................. 3
           ITEM 5  -  MARKET FOR REGISTRANT'S COMMON STOCK AND
                      RELATED STOCKHOLDER MATTERS .......................... 3
           ITEM 6  -  SELECTED FINANCIAL DATA .............................. 3
           ITEM 7  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS ........ 3
           ITEM 8  -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .......... 3
           ITEM 9  -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE ............... 4


PART III   ................................................................. 4
           ITEM 10 -  DIRECTORS AND EXECUTIVE OFFICERS OF
                      THE REGISTRANT ....................................... 4
           ITEM 11 -  EXECUTIVE COMPENSATION ............................... 4
           ITEM 12 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT ................................ 4
           ITEM 13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ....... 4

PART IV    ................................................................. 5
           ITEM 14 -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                      REPORTS ON FORM 8-K .................................. 5

SIGNATURES ................................................................. 6
INDEX TO EXHIBITS .......................................................... 7

                                     PART I

ITEM 1   -   BUSINESS

             Not Applicable.

ITEM 2   -   PROPERTIES

             GreenPoint Mortgage Securities Inc. (the "Sponsor") will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 14.

ITEM 3   -   LEGAL PROCEEDINGS

             The Sponsor is not aware of any material pending legal proceedings involving either the Variable Rate Asset-Backed Notes, Series 2001-1, the GreenPoint Home Equity Loan Trust 2001-1 (the "Trust); the Sale and Servicing Agreement; the Trust Agreement; the Indenture; the Indenture Trustee; the Sponsor; or the Servicer which relates to the Trust.

ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5   -   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

             To the best knowledge of the Sponsor, there is no established public trading market for the Notes.

             The Notes issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in the Notes. Based on information obtained by the Trust from DTC, as of December 31, 2001, there were one (1) holder of the Class A-1 Note and twenty-one (21) holders of the Class A-2 Notes.

ITEM 6   -   SELECTED FINANCIAL DATA

             Not Applicable.

ITEM 7   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

             Not Applicable.

ITEM 8   -   FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

             Not Applicable.

ITEM 9   -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

             There were no changes of accountants or disagreements on accounting or financial disclosures between the Sponsor and its accountants.


                                  PART III

ITEM 10  -   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             Not Applicable.


ITEM 11  -   EXECUTIVE COMPENSATION

             Not Applicable.


ITEM 12  -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Sponsor is a wholly-owned, limited purpose Delaware corporation and subsidiary of GreenPoint Mortgage Funding, Inc., a New York corporation. The Trust is a Delaware statutory business trust wholly-owned by the Sponsor.


ITEM 13  -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             None.

                                     PART IV

ITEM 14  -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a)  The following documents are filed as part of this report:

                 1.          Financial Statements:

                             Not applicable.

                 2.          Financial Statement Schedules:

                             Not applicable.

                 3.          Exhibits:

                             Exhibit No.            Description
                             -----------            -----------

                             99.1 Statement of Compliance of the Servicer pursuant to
                                                    Section 3.09 of the Sale and
                                                    Servicing Agreement.

                             99.2 Annual Servicing Report with respect to the Servicer's overall servicing operations pursuant to Section 3.10 of the Sale and Servicing
                                                    Agreement.

                             99.3 Statement of Compliance of the Issuer under Section 3.9 of the Indenture.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Sponsor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                By:      GREENPOINT MORTGAGE
                                         SECURITIES INC.,
                                         As Sponsor

                                         By:   /s/ S.A. Ibrahim
                                            ----------------------------------
                                         Name :   S.A. Ibrahim
                                         Title:   President

Date:     March 29, 2002.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Sponsor and in the capacities and on the dates indicated:


  Signature                        Position                              Date
  ---------                        --------                              ----
/s/ S.A. Ibrahim           President and Director                    March 29, 2002
------------------------   (Principal Executive Officer)
S.A. Ibrahim

/s/ Becky S. Poisson       Vice President and Director               March 29, 2002
------------------------
Becky S. Poisson

/s/ Robert C. Bernstein    Vice President, Secretary, Treasurer      March 29, 2002
------------------------   and Director
Robert C. Bernstein

/s/ Phillip R. Rollock     Assistant Secretary                       March 29, 2002
------------------------
Phillip R. Pollock

/s/ Steven M. Abreu        Vice President and Director               March 29, 2002
------------------------
Steven M. Abreu

/s/ Kenneth Siprelle       Director                                  March 29, 2002
------------------------
Kenneth Siprelle

/s/ John Edmonds           Director                                  March 29, 2002
------------------------
John Edmonds

                                INDEX TO EXHIBITS
                                   Item 14(C)

Exhibit No.     Description
----------      -----------

99.1            Statement of Compliance of the Servicer pursuant to Section
                3.09 of the Sale and Servicing Agreement.

99.2 Annual Servicing Report with respect to the Servicer's overall servicing operations pursuant to Section 3.10 of the Sale and Servicing Agreement.

99.3 Statement of Compliance of the Issuer under Section 3.9 of the Indenture.